Form 10-K
period 2000-12-31
KEYCORP STUDENT LOAN TRUST 1999 A
filed 2001-04-02
CIK 1110759

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
                          -----------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.


                      Commission File Number: 333-58073-01
                                             -------------

                        KEYCORP STUDENT LOAN TRUST 1999-A
                        ---------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEW YORK                                         36-7238740
-------------------------------------                     -------------------
STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                          IDENTIFICATION NO.)

  C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
  ----------------------------------------------------------------------------
  ATTN:  DEBRA FRONIUS, CLEVELAND, OHIO                                 44114
  --------------------------------------                                -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

Registrant's telephone number, including area code:  (216) 828-9353
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
Yes   X    No
    ----      -----

         The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

         The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.


         No documents are incorporated by reference into this Form 10-K.
                             Exhibit Index on Page 7
                               Page 1 of 17 Pages

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

              Omitted.

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

              See Exhibits 99(a) a Certificate of Pennsylvania Higher Education Assistance Agency ("PHEAA"), as Servicer of the Registrant.

              See Exhibit 99(b) and 99(f) a Certificate of EFS Services, Inc. ("EFS"), as Servicer of the Registrant, and the Independent Accountant's Report of KPMG Peat Marwick with respect to the activities of such Servicer during the calandar year ended December 31, 2000.

              See Exhibits 99(c) and 99(f) a Certificate of Key Bank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2000.

              See Exhibit 99(d) a Certificate of Bank One, National Association (fka The First National Bank of Chicago), as Issuer of the Registrant with respect to the activities of the Issuer during the fiscal year ended December 31, 2000.

              See Exhibit 99(e) the Independent Accountant's Report of KPMG Peat Marwick with respect to the activities of PHEAA and EFS during the calandar year ended December 31, 2000.


Item 3.       LEGAL PROCEEDINGS.

              The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              No matters were submitted to Certificateholders or Noteholders for a vote during the fiscal year covered by this Annual Report.


                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.
              At December 31, 2000, there were two (2) registered holders of the Registrant's Floating Rate Asset Backed Certificates ("Certificates") (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of The Depository Trust Company ("DTC"). At December 29, 2000, there were two (2) persons registered on the books of DTC as record owners of Certificates. There is no established public market in which the Certificates are traded.


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

Item 11       EXECUTIVE COMPENSATION.

              Omitted.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              As of December 31, 2000, the Certificates were registered in the name of (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of DTC. As of December 29, 2000, the books of DTC indicate that the two (2) DTC participant institutions listed below are record owners of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participants, however, know the identity of the beneficial owners of interests in such Certificates.

                       Name and Address of               Amount and Nature of     Percent of
Title of Class         Beneficial Owner                  Beneficial Ownership     Class
----------------------------------------------------------------------------------------------
Floating Rate Asset
Backed Certificates    Boston Safe Deposit & Trust Co.   $10,000,000. Principal    28.9
                       c/o Mellon Bank, N.A.             amount of Certificates
                       Three Mellon Bank Center
                       Room 153-3015
                       Pittsburgh, PA 15259

                       Citibank, NA                      $24,167,000. Principal    69.9
                       Attn Marta Hoosain                amount of Certificates
                       PO Box 30576
                       Tampa FL 33630-3576


Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                Omitted.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

           (a)(1) FINANCIAL STATEMENTS

                Not Applicable.

           (a)(2) FINANCIAL STATEMENT SCHEDULES
                Not Applicable.

           (b)  REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 2000:
                8-K dated December 27, 2000, reporting under Item 5 thereof, the regularly quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Certificates and Floating Rate Asset Backed Notes and the distribution of the Certificateholder's Statement and Noteholder's Statement.

           (c) EXHIBITS. The following documents are filed as part of this Annual Report on Form 10-K.


       EXHIBIT NUMBER                          DESCRIPTION
           99(a) Servicer's Compliance Certificate from Pennsylvania Higher Education Assistance Agency (PHEAA).

           99(b)              Servicer's Compliance Certificate from EFS
                              Services, Inc.

           99(c)              Administrator's Compliance Certificate.

           99(d)              Issuer's Compliance Certificate.

           99(e) Independent Accountant's Report of KPMG Peat Marwick regarding PHEAA and EFS.

           99(f)              Independent Auditor's Report of Ernst & Young.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


Date:  March 30, 2001
                                    KEYCORP STUDENT LOAN TRUST 1999-A

                                    BY: BANK ONE, NATIONAL ASSOCIATION (FKA THE
                                    FIRST NATIONAL BANK OF CHICAGO), NOT IN ITS
                                    INDIVIDUAL CAPACITY BUT SOLELY AS ELIGIBLE
                                    LENDER TRUSTEE ON BEHALF OF THE TRUST

                                    By: /s/ Jeffrey L. Kinney
                                       ---------------------------------

                                    Name: Jeffrey L. Kinney
                                         -------------------------------

                                    Title: Vice President
                                          ------------------------------

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

                                INDEX OF EXHIBITS


   EXHIBIT NUMBER                    DESCRIPTION                     PAGE

       99(a)         Servicer's Compliance Certificate from PHEAA      8

       99(b)          Servicer's Compliance Certificate from EFS       9

       99(c)            Administrator's Compliance Certificate        10

       99(d)               Issuer's Compliance Certificate            11

       99(e)         Independent Accountant's Report of KPMG Peat     12
                            Marwick regarding PHEAA & EFS

       99(f)               Independent Auditor's Report of            17
                                    Ernst & Young