Form 10-K
period 2001-12-31
KEYCORP STUDENT LOAN TRUST 1999 A
filed 2002-03-28
CIK 1110759

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended   December 31, 2001
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

                      Commission File Number: 333-58073-01

                        KEYCORP STUDENT LOAN TRUST 1999-A
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEW YORK                                         36-7238740
  STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION                        IDENTIFICATION NO.)

  C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
  ATTN:  DEBRA FRONIUS, CLEVELAND, OHIO                           44114
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

Registrant's telephone number, including area code:   (216) 828-9353

Securities Registered pursuant to Section 12(b) of the Act:       None

Securities Registered pursuant to Section 12(g) of the Act:       None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__         No _____

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

         This Annual Report on Form 10-K is filed in reliance upon certain no action letters, including a letter dated May 9, 1997, issued by the Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission relating to the KeyCorp Student Loan Trust 1996-A, Registration No. 333-4274, stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act in the manner described in a letter dated April 28, 1997, to the Office of Chief Counsel on behalf of Key Bank USA and said Trust. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.


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

              See Exhibit 99(a), a Certificate of Pennsylvania Higher Education Assistance Agency ("PHEAA"), as Servicer of the Registrant.

              See Exhibit 99(b), a Certificate of EFS Services, Inc. ("EFS"), as Servicer of the Registrant, with respect to the activities of such Servicer during the calandar year ended December 31, 2001.

              See Exhibits 99(c) and 99(f), a Certificate of Key Bank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2001.

              See Exhibit 99(d), a Certificate of the Registrant through Bank One, National Association, as Eligble Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2001.

              See Exhibit 99(e), the Independent Accountant's Report of KPMG Peat Marwick with respect to the activities of PHEAA and EFS during the calandar year ended December 31, 2001.

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


                                     PART II

Item 5.       Market for Registrant's Common Equity and related Stockholder
              Matters.

              At December 31, 2001, there were two (2) registered holders of the Registrant's Floating Rate Asset Backed Certificates ("Certificates") (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of The Depository Trust Company ("DTC"). At December 29, 2001, there were three (3) persons registered on the books of DTC as record owners of Certificates. There is no established public market in which the Certificates are traded.

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

              Omitted.

Item 11       Executive Compensation.

              Omitted.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

              As of December 31, 2001, the Certificates were registered in the name of (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of DTC. As of December 29, 2001, the books of DTC indicate that the two (2) DTC participant institutions listed below are record owners of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participants, however, know the identity of the beneficial owners of interests in such Certificates.


                 Name and Address of            Amount and Nature of    Percent
Title of Class   Beneficial Owner               Beneficial Ownership    of Class
--------------   -------------------            --------------------    --------

Floating Rate
Asset Backed
Certificates     Boston Safe Deposit &          $ 26,167,000. Principal    75.63
                 Trust Co.                      amount of Certificates
                 Attn: N. White
                 525 William Penn Place
                 Pittsburgh, PA 15259

                 Citibank, NA                    $ 8,000,000. Principal    23.12
                 David Leslie                    amount of Certificates
                 3800 Citibank Center 83-15
                 Tampa FL 33610

Item 13.        Certain Relationships and Related Transactions.

                Omitted.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.
           (a)(1) Financial Statements
                Not Applicable.

           (a)(2) Financial Statement Schedules
                Not Applicable.

           (b)  Reports on Form 8-K filed during the last quarter of 2001:
                8-K dated December 27, 2001, reporting under Item 5 thereof, the regularly quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Certificates and Floating Rate Asset Backed Notes and the distribution of the Certificateholder's Statement and Noteholder's Statement.

           (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

EXHIBIT NUMBER                         DESCRIPTION
--------------                         -----------
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

Date:  March 28, 2002
                                    KEYCORP STUDENT LOAN TRUST 1999-A

                                    BY: BANK ONE, NATIONAL ASSOCIATION (FKA THE
                                    FIRST NATIONAL BANK OF CHICAGO), NOT IN ITS
                                    INDIVIDUAL CAPACITY BUT SOLELY AS ELIGIBLE
                                    LENDER TRUSTEE ON BEHALF OF THE TRUST

                                    By:          /S/ JEFFREY L. KINNEY
                                        ----------------------------------------

                                    Name:         Jeffrey L. Kinney
                                          --------------------------------------

                                    Title:        Vice President
                                           -------------------------------------

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

                                INDEX OF EXHIBITS





EXHIBIT NUMBER                        DESCRIPTION                         PAGE
--------------                        -----------                         ----
    99(a)             Servicer's Compliance Certificate from PHEAA          8

    99(b)              Servicer's Compliance Certificate from EFS           9

    99(c)                Administrator's Compliance Certificate            10

    99(d)                   Issuer's Compliance Certificate                11

    99(e)             Independent Accountant's Report of KPMG Peat         12
                             Marwick regarding PHEAA & EFS

    99(f)                   Independent Auditor's Report of                17
                                     Ernst & Young