Form 10-K
period 2002-12-31
KEYCORP STUDENT LOAN TRUST 1999 A
filed 2003-03-31
CIK 1110759

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2002
                          ------------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                      Commission File Number: 333-58073-01
                                              --------------

                        KEYCORP STUDENT LOAN TRUST 1999-A
           ----------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW YORK                                         36-7238740
----------------------------------                     -----------------------
  STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                         IDENTIFICATION NO.)


    C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
--------------------------------------------------------------------------------
    ATTN: DEBRA FRONIUS, CLEVELAND, OHIO                             44114
---------------------------------------------                   --------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

Registrant's telephone number, including area code:  (216) 828-9353
                                                    ----------------------------

Securities Registered pursuant to Section 12(b) of the Act:        None
                                                            --------------------

Securities Registered pursuant to Section 12(g) of the Act:        None
                                                            --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
    ----------        ----------

         The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

         The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

         No documents are incorporated by reference into this Form 10-K.
                             Exhibit Index on Page 8
                               Page 1 of 19 Pages

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

                See Exhibit 99(a), a Certificate of Pennsylvania Higher Education Assistance Agency ("PHEAA"), as Servicer of the Registrant.

                See Exhibit 99(b), a Certificate of EFS Services, Inc. ("EFS"), as Servicer of the Registrant, with respect to the activities of such Servicer during the calandar year ended December 31, 2002.

                See Exhibits 99(c) and 99(f), a Certificate of Key Bank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2002.

                See Exhibit 99(d), a Certificate of the Registrant through Bank One, National Association, as Eligble Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2002.

                See Exhibit 99(e), the Independent Accountant's Report of KPMG Peat Marwick with respect to the activities of PHEAA during the calandar year ended December 31, 2002.

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

                                     PART II

Item 5.         Market for Registrant's Common Equity and related Stockholder
                Matters.

                At December 31, 2002, there were two (2) registered holders of the Registrant's Floating Rate Asset Backed Certificates ("Certificates") (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of The Depository Trust Company ("DTC"). At December 31, 2002, there were four (4) persons registered on the books of DTC as record owners of Certificates. There is no established public market in which the Certificates are traded.

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

                Omitted.

Item 11         Executive Compensation.

                Omitted.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

                As of December 31, 2002, the Certificates were registered in the name of (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of DTC. As of December 31, 2002, the books of DTC indicate that the three (3) DTC participant institutions listed below are record owners of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participants, however, know the identity of the beneficial owners of interests in such Certificates.

                               Name and Address of                  Amount and Nature of               Percent of
Title of Class                 Beneficial Owner                     Beneficial Ownership               Class
------------------------------------------------------------------------------------------------------------------------

Floating Rate Asset
Backed Certificates            Boston Safe Deposit & Trust Co.      $  23,167,000. Principal amount    66.96
                               Attn:Melissa Terasoviech             of Certificates
                               Mellon Trust
                               Pittsburgh, PA 15259


                               Citibank, NA                         $  8,000,000. Principal amount     23.12
                               David A. Leslie                      of Certificates
                               3800 Citibank Center 83-15
                               Tampa FL 33610

                               Wells Fargo Bank Minnesota, NA       $  3,000,000. Principal amount     8.67
                               Issuer Services                      of Certificates
                               c/o ADP Proxy Services
                               51 Mercedes Way
                               Edgewood NY 11717


Item 13.        Certain Relationships and Related Transactions.

                Omitted.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                (a)(1) Financial Statements

                        Not Applicable.

                (a)(2) Financial Statement Schedules

                        Not Applicable.

                (b) Reports on Form 8-K filed during the last quarter of 2002:

                    8-K dated December 27, 2002, reporting under Item 5 thereof, the regularly quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Certificates and Floating Rate Asset Backed Notes and the distribution of the Certificateholder's Statement and Noteholder's Statement.

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

EXHIBIT NUMBER                         DESCRIPTION

    99(a)       Servicer's Compliance Certificate from Pennsylvania Higher
                Education Assistance Agency (PHEAA).

    99(b)       Servicer's Compliance Certificate from EFS Services, Inc.

    99(c)       Administrator's Compliance Certificate.

    99(d)       Issuer's Compliance Certificate.

    99(e)       Independent Accountant's Report of KPMG Peat Marwick regarding
                PHEAA.

    99(f)       Independent Auditor's Report of Ernst & Young.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: March 28, 2003
                                         KEYCORP STUDENT LOAN TRUST 1999-A

                                         BY: KEY BANK USA, NATIONAL ASSOCIATION,
                                         AS ADMINISTRATOR

                                         By:       /S/ DARLENE H. DIMITRIJEVS
                                           -------------------------------------

                                         Name:     Darlene H. Dimitrijevs
                                               ---------------------------------

                                         Title:    Senior Vice President
                                               ---------------------------------


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

                        KEYCORP STUDENT LOAN TRUST 1999-A
                                  CERTIFICATION

I, Darlene H. Dimitrijevs, hereby certify that I am a Senior Vice President of Key Bank USA, National Association, the Depositor and Administrator of KeyCorp Student Loan Trust 1999-A and as such, I certify that:

    1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of KeyCorp Student Loan Trust 1999-A (the "Trust");

    2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

    3. Based on my knowledge, the distribution or servicing information required to be provided to the Eligible Lender Trustee and the Indenture Trustee by the Administrator under the related Sale and Servicing Agreement, or similar agreement, for inclusion in these reports is included in these reports;

    4. I am responsible for reviewing the activities performed by the Servicers under the related Sale and Servicing Agreement, or similar agreement, and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the Servicers have fulfilled their obligations under that agreement; and

    5. The reports disclose all significant deficiencies relating to the Servicers' compliance with the minimum servicing standards based upon the report(s) provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the related Sale and Servicing Agreement, or similar agreement, that is included in these reports.

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: Pennsylvania Higher Education Assistance Agency, Great Lakes Educational Loan Services, Inc., Bank One National Association, as Eligible Lender Trustee, and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Indenture Trustee.



Date: March 20, 2003                        /S/ DARLENE H. DIMITRIJEVS
                                            --------------------------
                                            Darlene H. Dimitrijevs
                                            Senior Vice President
                                            Key Bank USA, National Association

                                INDEX OF EXHIBITS



EXHIBIT NUMBER                      DESCRIPTION                                PAGE

    99(a)           Servicer's Compliance Certificate from PHEAA                 9
                                                                                 -

    99(b)            Servicer's Compliance Certificate from EFS                 10
                                                                                --

    99(c)              Administrator's Compliance Certificate                   11
                                                                                --

    99(d)                 Issuer's Compliance Certificate                       12
                                                                                --

    99(e)           Independent Accountant's Report of KPMG Peat
                              Marwick regarding PHEAA                           13
                                                                                --

    99(f)                 Independent Auditor's Report of
                                   Ernst & Young                                19
                                                                                --