Form 10-K
period 2003-12-31
KEYCORP STUDENT LOAN TRUST 1999 A
filed 2004-03-25
CIK 1110759

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to ____________.

                      Commission File Number: 333-58073-01

                        KEYCORP STUDENT LOAN TRUST 1999-A
                        ---------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEW YORK                                               36-7238740
---------------------------------                            -------------------
STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                             IDENTIFICATION NO.)

    c/o KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
--------------------------------------------------------------------------------
    ATTN: DEBRA FRONIUS, CLEVELAND, OHIO                               44114
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

              See Exhibit 99(a) and 99(d), a Certificate of Pennsylvania Higher Education Assistance Agency ("PHEAA"), as Servicer of the Registrant and the Independent Accountant's Report of KPMG LLP with respect to the activities of PHEAA during the calandar year ended December 31, 2003.

              See Exhibits 99(b) and 99(e), a Certificate of Key Bank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2003.

              See Exhibit 99(c), a Certificate of the Registrant through JPMorgan Chase Bank, as successor in interest to Bank One, National Association, as Eligble Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2003.

Item 3.       Legal Proceedings.

              The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.       Submission of Matters to a Vote of Security Holders.

              No matters were submitted to Certificateholders or Noteholders for a vote during the fiscal year covered by this Annual Report.

                                     PART II

Item 5. Market for Registrant's Common Equity and related Stockholder Matters. At December 31, 2003, there were two (2) registered holders of the Registrant's Floating Rate Asset Backed Certificates ("Certificates") (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of The Depository Trust Company ("DTC"). At December 31, 2003, there were four (4) persons registered on the books of DTC as record owners of Certificates. There is no established public market in which the Certificates are traded.

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

Item 11.      Executive Compensation.

              Omitted.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

              As of December 31, 2003, the Certificates were registered in the name of (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of DTC. As of December 31, 2003, the books of DTC indicate that the three (3) DTC participant institutions listed below are record owners of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participants, however, know the identity of the beneficial owners of interests in such Certificates.

                         Name and Address of      Amount and Nature of
  Title of Class          Beneficial Owner        Beneficial Ownership   Percent of Class
-------------------  --------------------------  ----------------------  ----------------
Floating Rate Asset
Backed Certificates  Citibank, NA                $ 8,000,000. Principal      23.12
                     David A. Leslie             amount of Certificates
                     3800 Citibank Center B3-15
                     Tampa FL 33610

                     Wells Fargo Bank            $ 3,000,000. Principal       8.67
                     Minnesota, NA               amount of Certificates
                     Issuer Services
                     c/o ADP Proxy Services
                     51 Mercedes Way
                     Edgewood NY 11717

                     Mellon Trust of New         $23,167,000. Principal      66.96
                     England, National           amount of Certificates
                     Association
                     Attn Melissa Tarasovich
                     525 William Penn Place,
                     Suite 3410
                     Pittsburgh PA 15259

Item 13.      Certain Relationships and Related Transactions.

              Omitted.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

              (a)(1) Financial Statements

              Not Applicable.

              (a)(2) Financial Statement Schedules

              Not Applicable.

              (b) Reports on Form 8-K filed during the last quarter of 2003:

              8-K dated December 29, 2003, reporting under Item 5 thereof, the regularly quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Certificates and Floating Rate Asset Backed Notes and the distribution of the Certificateholder's Statement and Noteholder's Statement.

              (c) Exhibits. The following documents are filed as part of this
                  Annual Report on Form 10-K.

EXHIBIT NUMBER                            DESCRIPTION
    99(a)         Servicer's Compliance Certificate from Pennsylvania Higher
                  Education Assistance Agency (PHEAA).

    99(b)         Administrator's Compliance Certificate.

    99(c)         Issuer's Compliance Certificate.

    99(d)         Independent Accountant's Report of KPMG LLP regarding PHEAA.

    99(e)         Independent Auditor's Report of Ernst & Young.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: March 19, 2004

                                         KEYCORP STUDENT LOAN TRUST 1999-A

                                         BY: KEY BANK USA, NATIONAL ASSOCIATION,
                                         AS ADMINISTRATOR

                                         By: /S/ DARLENE H. DIMITRIJEVS
                                             --------------------------
                                         Name:   Darlene H. Dimitrijevs

                                         Title:  Senior Vice President

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

                        KEYCORP STUDENT LOAN TRUST 1999-A
                                  CERTIFICATION

I, Darlene H. Dimitrijevs, hereby certify that I am a Senior Vice President of Key Bank USA, National Association, the Master Servicer and Administrator of KeyCorp Student Loan Trust 1999-A and as such, I certify that:

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

     4. I am responsible for reviewing the activities performed by the Master Servicer under the related Sale and Servicing Agreement, or similar agreement, and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the Master Servicer has fulfilled its obligations under that agreement; and

     5. The reports disclose all significant deficiencies relating to the Master Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the related Sale and Servicing Agreement, or similar agreement, that is included in these reports.

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: Pennsylvania Higher Education Assistance Agency, JPMorgan Chase Bank as successor in interest to Bank One National Association (formerly known as The First National Bank of Chicago), as Eligible Lender Trustee, and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) as Indenture Trustee.

Date: February 19, 2004                  /S/ DARLENE H. DIMITRIJEVS
                                         --------------------------
                                         Darlene H. Dimitrijevs
                                         Senior Vice President
                                         Key Bank USA, National Association

                                INDEX OF EXHIBITS

EXHIBIT NUMBER                  DESCRIPTION                   PAGE
    99(a)       Servicer's Compliance Certificate from PHEAA    9

    99(b)       Administrator's Compliance Certificate         10

    99(c)       Issuer's Compliance Certificate                11

    99(d)       Independent Accountant's Report of KPMG LLP    12
                              regarding PHEAA

    99(e)       Independent Auditor's Report of                18
                               Ernst & Young