Form 10-K
period 2004-12-31
KEYCORP STUDENT LOAN TRUST 1999 A
filed 2005-03-31
CIK 1110759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

Commission File Number: 333-58073-01

KEYCORP STUDENT LOAN TRUST 1999-A

(Exact name of registrant as specified in its charter)

New York	36-7238740

State or other jurisdiction of incorporation or organization	(I.R.S. employer identification no.)

c/o KeyBank National Association, as Administrator, Attn: Cathleen Leanza,

800 Superior Ave.,Cleveland, Ohio	44114

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (216) 828-8852

Securities Registered pursuant to Section 12(b) of the Act:     None

Securities Registered pursuant to Section 12(g) of the Act:     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

     The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act).

Yes ☐ No ☑

     The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

     No documents are incorporated by reference into this Form 10-K.

Exhibit Index on Page 7

     This Annual Report on Form 10-K is filed in reliance upon certain no action letters, including a letter dated May 9, 1997, issued by the Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission relating to the KeyCorp Student Loan Trust 1996-A, Registration No. 333-4274, stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act in the manner described in a letter dated April 28, 1997, to the Office of Chief Counsel on behalf of Key Bank USA, National Association and said Trust. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K. (Please note that KeyBank National Association is the successor by merger to Key Bank USA, National Association.)

PART I

Item 1.	Business. Omitted.

Item 2.	Properties.

The property of the Registrant consists solely of student loans that are either (i) guaranteed as to the payment of principal and interest by the Pennsylvania Higher Education Assistance Agency (“PHEAA”), the Educational Credit Management Corporation (“ECMC”), the Nebraska Student Loan Program (“NSLP”) or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance (“ASA”), and are reinsured by the United States Department of Education (the “Department”) or (ii) guaranteed as to the payment of principal and interest by The Education Resources Institute, Inc. (“TERI”) or HEMAR Insurance Corporation of America (“HICA”), each a private guarantor and not reinsured by the Department.

See Exhibit 31, a Certification of the Registrant, KeyBank National Association, successor in interest to Key Bank USA, National Association, as Depositor with respect to the activities during the fiscal year ended December 31, 2004.

See Exhibit 99(a) and 99(d), a Certificate of Pennsylvania Higher Education Assistance Agency (“PHEAA”), as Servicer of the Registrant and the Independent Accountant’s Report of KPMG LLP with respect to the activities of PHEAA during the calendar year ended December 31, 2004.

See Exhibits 99(b) and 99(e), a Certificate of KeyBank National Association, as Administrator of the Registrant, and the Independent Auditor’s Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2004.

See Exhibit 99(c), a Certificate of the Registrant through JPMorgan Chase Bank N.A., successor in interest to Bank One, National Association, as Eligible Lender Trustee of the Registrant with respect to the activities of the Registrant during the fiscal year ended December 31, 2004.

Item 3.	Legal Proceedings. The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.	Submission of Matters to a Vote of Security Holders. No matters were submitted to Certificateholders or Noteholders for a vote during the fiscal year covered by this Annual Report.

PART II

Item 5.	Market for Registrant’s Common Equity and related Stockholder Matters.

At December 31, 2004, there were two (2) registered holders of the Registrant’s Floating Rate Asset Backed Certificates (“Certificates”) (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of The Depository Trust Company (“DTC”). At December 31, 2004, there were three (3) persons registered on the books of DTC as record owners of Certificates. There is no established public market in which the Certificates are traded.

Item 6.	Selected Financial Data. Omitted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. Omitted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. Omitted.

Item 8.	Financial Statements and Supplementary Data. Omitted.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

Item 9A.	Controls and Procedures. Omitted.

Item 9B.	Other Information. None.

PART III

Item 10.	Directors and Executive Officers of the Registrant. Omitted.

Item 11	Executive Compensation. Omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2004, the Certificates were registered in the name of (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of DTC. As of December 31, 2004, the books of DTC indicate that the two (2) DTC participant institutions listed below are record owners of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participants, however, know the identity of the beneficial owners of interests in such Certificates.

	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Ownership	Class

Floating Rate Asset Backed Certificates	Wells Fargo Bank Minnesota, NA Issuer Services c/o ADP Proxy Services 51 Mercedes Way Edgewood NY 11717	$3,000,000. Principal amount of Certificates	8.67

	Mellon Trust of New England, National Association Attn Melissa Tarasovich 525 William Penn Place, Suite 3410 Pittsburgh PA 15259	$31,167,000. Principal amount of Certificates	90.08

Item 13.	Certain Relationships and Related Transactions. Omitted.

Item 14.	Principal Accounting Fees and Services. Omitted.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements.
    Not Applicable.

(a)(2) Financial Statement Schedules required under item 15(c) below.
    Not Applicable.

(a)(3) Exhibits. The following documents are required under Item 601 of Regulation S-K and are filed as part of this Annual Report on Form 10-K. No documents are required as exhibits hereto under Item 15(c) below.

Exhibit Number	Description
31	Certification of the Registrant

99(a)	Servicer’s Compliance Certificate from Pennsylvania Higher Education Assistance Agency (PHEAA).

99(b)	Administrator’s Compliance Certificate, KeyBank National Association.

99(c)	Issuer’s Compliance Certificate.

99(d)	Independent Accountant’s Report of KPMG LLP regarding PHEAA.

99(e)	Independent Auditor’s Report of Ernst & Young regarding KeyBank National Association.

(b)	Exhibits Required Under Item 601 of Regulation S-K.

Exhibits 31 through 99(e), listed above, are filed herewith.

(c)	Financial Statements required by Regulation S-X but excluded from the Annual Report to Shareholders.

Not Applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: March 23, 2005
KeyCorp Student Loan Trust 1999-A

By: KeyBank National Association, successor in interest to Key Bank USA, National Association, as Master Servicer and Administrator, on behalf of the Trust

	By:	/S/ DANIEL G. SMITH

	Name:	Daniel G. Smith

	Title:	Senior Vice President

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

INDEX OF EXHIBITS

Exhibit Number	Description	Page
31	Certification of the Registrant	8

99(a)	Servicer’s Compliance Certificate from PHEAA	9

99(b)	Administrator’s Compliance Certificate	10

99(c)	Issuer’s Compliance Certificate	11

99(d)	Independent Accountant’s Report of KPMG LLP regarding PHEAA	12

99(e)	Independent Auditor’s Report of Ernst & Young regarding KeyBank National Association	17